Form 10-K
period 2022-12-31
Sequoia Mortgage Trust 2013-8
filed 2023-03-30
CIK 1577310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

46-3062396

46-3072712

(I.R.S. Employer Identification No.)

c/o Citibank, N.A. 388 Greenwich Street Trading, 4th Floor New York, New York	10013
(Address of principal executive offices of the issuing entity)	(Zip Code)

(212) 816-5693

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

Not applicable

EXPLANATORY NOTES

1. Effective April 15, 2022, CitiMortgage, Inc. resigned as master servicer under the SEMT 20103-8 PSA and the Trustee appointed Nationstar Mortgage LLC. dba Mr. Cooper Master Servicing as the successor master servicer under the SEMT 2013-8 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on April 20, 2022 under Commission File No. 333-185882-04.

2. Effective May 2, 2022, Wells Fargo Bank, N.A. transferred the duties, rights and liabilities of the custodian under the SEMT 2013-8 PSA to Computershare Trust Company, National Association as successor custodian under the SEMT 2013-8 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 5, 2022 under Commission File No. 333-185882-04.

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

Item 1117 of Regulation AB, Legal Proceedings.

There is no significant update regarding the litigation matters described in Redwood’s Form 10-K for the year ended December 31, 2022 under the heading “Item 1117 of Regulation AB, Legal Proceedings.”

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

On November 1, 2021, Wells Fargo Bank, N.A. ("Wells Fargo") transferred substantially all of its Corporate Trust Services business to Computershare Trust Company, N.A. ("CTCNA") and its affiliates. For certain transactions where one or more of Wells Fargo’s roles did not transfer to Computershare Trust Company, N.A. on November 1, 2021, Wells Fargo engaged CTCNA as its agent to perform certain duties under the related transaction documents. Therefore, the report on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation report on such assessment of compliance of CTCNA, as agent to Wells Fargo, in its capacity as custodian are included under Item 15. See also Explanatory Note #2.

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

SEQUOIA RESIDENTIAL FUNDING, INC.

SEMT 2013-8

Regulation AB 1122(d)

Regulation AB Reference	Servicing Criteria	CitiMortgage, Inc. (or Nationstar as its successor), as Master Servicer	Citibank, N.A., as Securities Administrator and Paying Agent	First Republic Bank, as Servicer	Cenlar, FSB, as Servicer	Redwood Residential Acquisition Corporation, as Servicing Administrator	Wells Fargo (or CTCNA as its agent and successor), as Custodian

General Servicing Considerations

1122(d)(1)(i)	Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.	X	X	X	X

1122(d)(1)(ii)	If any material servicing activities are outsourced to	X		X	X

third parties, policies and procedures are instituted to monitor the third party’s performance and compliance with such servicing activities.

1122(d)(1)(iii)	Any requirements in the transaction agreements to maintain a back-up servicer for the pool assets are maintained.	N/A	N/A	N/A	N/A	N/A	N/A

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

		X		X (Except NOT 1122(d)(3)(i)(C))	X (Except NOT 1122(d)(3)(i)(C))

(D) agree with investors’ or the trustee’s records as to the total unpaid principal balance and number of pool assets serviced by the Servicer.

1122(d)(3)(ii)	Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.		X	X	X

1122(d)(3)(iii)	Disbursements made to an investor are posted within two business days to the Servicer’s investor records, or such other number of days specified in the transaction agreements.	X		X	X

1122(d)(3)(iv)	Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.	X		X	X

Pool Asset Administration

1122(d)(4)(i)	Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.			X	X*	X

1122(d)(4)(ii)	Pool assets and related documents are safeguarded as required by the transaction agreements.			X	X*	X

1122(d)(4)(iii)	Any additions, removals or substitutions to the asset pool are made, reviewed & approved in accordance with any conditions or requirements in the transaction agreements.			X	X

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

				X	X

1122(d)(4)(v)	The Servicer’s records regarding the pool assets			X	X

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

		X	X

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

*

The Revised PSA indicates by “X” that Cenlar FSB performs Reg AB Items 1122(d)(4)(i-ii). However, Cenlar FSB’s management assessment report and report of the independent accountants state that Reg AB Items 1122(d)(4)(i-ii) are not performed by Cenlar. In this SEMT 2013-8 transaction, the Reg AB Items 1122(d)(4)(i-ii) servicing criteria functions, as to Cenlar FSB, are instead performed by Wells Fargo (or CTCNA as its agent and successor), as custodian.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:

(1)
Not Applicable

(2)
Not Applicable

(3)
Exhibits listed below are included as indicated below:

Exhibit Number	Description

(4)

Pooling and Servicing Agreement, dated as of June 1, 2013, by and among Sequoia Residential Funding, Inc., as depositor, CitiMortgage, Inc., as master servicer, Citibank, N.A., as securities administrator and Wilmington Trust, National Association, as trustee (incorporated by reference to Form 8-K filed on June 14, 2013, Exhibit 4.1) (SEC File Number 333-185882-04) (See Explanatory Notes #1 and #2)

(31)	Rule 13a-14(d)/15d-14(d) Certification

(33)	Reports on assessment of compliance with servicing criteria for asset-backed issuers

33.1 CitiMortgage, Inc., as Master Servicer

33.1a Nationstar Mortgage LLC dba Mr. Cooper Master Servicing, as Master Servicer

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

33.6a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian prior to May 2, 2022 and as Custodian on and after May 2, 2022

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1 CitiMortgage, Inc., as Master Servicer

34.1a Nationstar Mortgage LLC dba Mr. Cooper Master Servicing, as Master Servicer

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

34.6a Computershare Trust Company, N.A., as Sub-Contractor for Wells Fargo Bank, N.A., as Custodian prior to May 2, 2022 and as Custodian on and after May 2, 2022

(35)	Servicer Compliance Statement

35.1 CitiMortgage, Inc., as Master Servicer

35.1a Nationstar Mortgage LLC dba Mr. Cooper Master Servicing, as Master Servicer

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

Date: March 30, 2023